Form 10QSB
period 1999-03-31
HIGHTOP CAPITAL CORP
filed 1999-07-13
CIK 1080098

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended March 31, 1999


                       Commission File Number: 0-25533


                            Hightop Capital Corp.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Colorado                                     84-1503840
----------------------------               ---------------------------------
(State of other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


                            5770 South Beech Court
                       Greenwood Village, Colorado  80121
          -----------------------------------------------------------
          (Address of principal executive offices including zip code)


                               (303) 721-0605
                         ---------------------------
                         (Issuer's telephone number)





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of March 31, 1999, the Registrant had 4,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                   INDEX

                                                                  PAGE
                                                                 NUMBER

Part I.  Financial Information

     Item I.  Financial Statements

              Balance Sheets as of March 31, 1999
              and December 31, 1998                                3

              Statement of Operations, Three Months
              Ended March 31, 1999                                 4

              Statement of Cash Flows Three Months
              Ended March 31, 1999                                 5

              Notes to Financial Statements                        6

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                           7

Part II.  Other Information                                        8

                            HIGHTOP CAPITAL CORP.

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                                March 31       December 31
                                                  1999            1998
                                              ------------     -----------

Current Assets
 Cash                                         $     8,000      $        -
                                              -----------      ----------
  Total Current Assets                              8,000               -

Organization costs, net of amortization             7,628              30
                                              -----------      ----------

  Total Assets                                $    15,628      $       30
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                               5,000               -
                                              -----------      ----------
  Total Current Liabilities                         5,000               -
                                              -----------      ----------

Stockholders' Equity:
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     4,000,000 shares issued and
     outstanding                                   12,050              50
Additional paid-in capital                          8,100           7,200
Accumulated deficit                                (9,522)         (7,220)
                                              -----------      ----------
Total Stockholders' Equity                         10,628              30
                                              -----------      ----------

Total Liabilities and Stockholders' Equity    $    15,628      $       30
                                              ===========      ==========


The accompanying notes are an integral part of the financial statements.

                            HIGHTOP CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                      Three Months Ended March 31, 1999



Revenues                                              $         -
                                                      -----------

Operating Expenses:
     Amortization                                             402
     Professional fees                                      1,600
     Rent                                                     300
                                                      -----------
       Total Operating Expenses                             2,302
                                                      -----------

Net Loss                                              $    (2,302)
                                                      -----------

Per Share                                             $       nil
                                                      ===========

Weighted Average Number of Shares Outstanding           4,000,000
                                                      ===========




















The accompanying notes are an integral part of the financial statements.

                            HIGHTOP CAPITAL CORP.

                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                       Three Months Ended March 31, 1999



Cash Flows from Operating Activities:
     Net (loss)                                        $   (2,302)
     Amortization                                             402
     Increase in accounts payable                           5,000
                                                       ----------

  Net Cash Provided By Operating Activities                 3,100
                                                       ----------


Cash Flows from Investing Activities:
     (Increase) in organization costs                      (8,000)
                                                       ----------

 Net Cash (Used in) Investing Activities                   (8,000)
                                                       ----------

Cash Flows from Financing Activities:
     Common stock issued                                   12,000
     Increase in additional paid-in capital                   900
                                                       ----------

  Net Cash Provided by Financing Activities                12,900
                                                       ----------

Increase in Cash                                            8,000

Cash, Beginning of Period                                       -
                                                       ----------

Cash, End of Period                                    $    8,000
                                                       ==========

Interest Paid                                          $        -
                                                       ==========

Income Taxes Paid                                      $        -
                                                       ==========







The accompanying notes are an integral part of the financial statements.

                            HIGHTOP CAPITAL CORP.

                        NOTES TO FINANCIAL STATEMENTS
                          March 31, 1999 (Unaudited)


(1)   Condensed Financial Statements

The financial statements included herein have been prepared by Hightop Capital Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Hightop Capital Corp. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1998 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Hightop Capital Corp. later in the year.

The management of Hightop Capital Corp. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

                                   ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Hightop Capital Corp. (the "Company") was organized as a Colorado corporation on December 5, 1996, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

The Company generated no revenues during the quarter ended March 31, 1999, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 1999, the Company had no material commitments for capital expenditures.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers or supplier, it does not believe that there are any material year 2000 issues to disclose in this Report.

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HIGHTOP CAPITAL CORP.



Date: July 8, 1999                 By:/s/ Joseph J. Peirce
                                      Joseph J. Peirce, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically