Form 10QSB
period 1999-09-30
HIGHTOP CAPITAL CORP
filed 1999-11-09
CIK 1080098

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended September 30, 1999


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

                            Yes X             No___


As of September 30, 1999, the Registrant had 4,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                   INDEX

                                                                  PAGE
                                                                 NUMBER

Part I.  Financial Information

     Item I.  Financial Statements

              Balance Sheets as of September 30, 1999
              and December 31, 1998                                3

              Statement of Operations, Three Months
              Ended September 30, 1999                             4

              Statement of Operations, Nine Months
              Ended September 30, 1999                             5

              Statement of Cash Flows, Nine Months
              Ended September 30, 1999                             6

              Notes to Financial Statements                        7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                           8

Part II.  Other Information                                        9

                          HIGHTOP CAPITAL CORP.

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                              September 30     December 31
                                                   1999           1998
                                              ------------     -----------

Current Assets
 Cash                                         $     2,695      $        -
                                              -----------      ----------
  Total Current Assets                              2,695               -

Organization costs, net of amortization             6,823              30
                                              -----------      ----------

  Total Assets                                $     9,518      $       30
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                               1,411               -
                                              -----------      ----------
  Total Current Liabilities                         1,411               -
                                              -----------      ----------

Stockholders' Equity:
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     4,000,000 shares issued and
     outstanding                                   12,050              50
Additional paid-in capital                          9,900           7,200
Accumulated deficit                               (13,843)         (7,220)
                                              -----------      ----------
Total Stockholders' Equity                          8,107              30
                                              -----------      ----------

Total Liabilities and Stockholders' Equity    $     9,518      $       30
                                              ===========      ==========







The accompanying notes are an integral part of the financial statements.

                           HIGHTOP CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                   Three Months Ended September 30, 1999



Revenues                                              $         -
                                                      -----------

Operating Expenses:
     Amortization                                             402
     Professional fees                                      1,539
     Rent                                                     300
     Other                                                    527
                                                      -----------
       Total Operating Expenses                             2,768
                                                      -----------

Net Loss                                              $    (2,768)
                                                      -----------

Per Share                                             $       nil
                                                      ===========

Weighted Average Number of Shares Outstanding           4,000,000
                                                      ===========























The accompanying notes are an integral part of the financial statements.

                           HIGHTOP CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                      Nine Months Ended September 30, 1999



Revenues                                              $         -
                                                      -----------

Operating Expenses:
     Amortization                                           1,208
     Professional fees                                      3,989
     Rent                                                     900
     Other                                                    526
                                                      -----------
       Total Operating Expenses                             6,623
                                                      -----------

Net Loss                                              $    (6,623)
                                                      -----------

Per Share                                             $       nil
                                                      ===========

Weighted Average Number of Shares Outstanding           4,000,000
                                                      ===========






















The accompanying notes are an integral part of the financial statements.

                           HIGHTOP CAPITAL CORP.

                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                       Nine Months Ended September 30, 1999



Cash Flows from Operating Activities:
     Net (loss)                                        $   (6,623)
     Amortization                                           1,207
     Increase in accounts payable                           1,411
                                                       ----------

  Net Cash Provided By Operating Activities                (4,005)
                                                       ----------


Cash Flows from Investing Activities:
     (Increase) in organization costs                      (8,000)
                                                       ----------

 Net Cash (Used in) Investing Activities                   (8,000)
                                                       ----------

Cash Flows from Financing Activities:
     Common stock issued                                   12,000
     Increase in additional paid-in capital                 2,700
                                                       ----------

  Net Cash Provided by Financing Activities                14,700
                                                       ----------

Increase in Cash                                            2,695

Cash, Beginning of Period                                       -
                                                       ----------

Cash, End of Period                                    $    2,695
                                                       ==========

Interest Paid                                          $        -
                                                       ==========

Income Taxes Paid                                      $        -
                                                       ==========







The accompanying notes are an integral part of the financial statements.

                           HIGHTOP CAPITAL CORP.

                        NOTES TO FINANCIAL STATEMENTS
                       September 30, 1999 (Unaudited)


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

The Company generated no revenues during the quarter ended September 30, 1999, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 1999, the Company had no material commitments for capital expenditures.

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


                                   HIGHTOP CAPITAL CORP.



Date: November 3, 1999             By:/s/ Joseph J. Peirce
                                      Joseph J. Peirce, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically