Form 10QSB
period 2000-03-31
HIGHTOP CAPITAL CORP
filed 2000-05-18
CIK 1080098

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended March 31, 2000


                       Commission File Number: 0-25583


                          High Top Capital Corp.
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

                            Yes X             No___


As of March 31, 2000, the Registrant had 4,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                  INDEX

                                                               Page
                                                               Number

Part I.       Financial Information

     Item I.     Financial Statements

          Review Report of Independent Certified
                 Public Accountant                               3

               Balance Sheets as of March 31, 2000
                 and December 31, 1999                           4

               Statements of Operations, Three Months
                 Ended March 31, 2000 and 1999                   5

               Statements of Cash Flows, Three Months
                 Ended March 31, 2000 and 1999                   6

               Notes to Financial Statements                     7

     Item 2.     Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                      8

Part II.  Other Information                                      9

           REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
High Top Capital Corp.
Greenwood Village, CO

We have reviewed the accompanying balance sheet of High Top Capital Corp. as of March 31, 2000, and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of High Top Capital Corp.

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in the notes to the financial statements, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


                              /s/ Schumacher & Associates, Inc.

                              Schumacher & Associates, Inc.
                              Certified Public Accountants
                              2525 Fifteenth Street, Suite 3H
                              Denver, Colorado 80211

May 12, 2000

                          HIGH TOP CAPITAL CORP.

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS

                                                March 31       December 31
                                                  2000            1999
                                              ------------     -----------

Current Assets
 Cash                                         $     1,617      $    1,722
                                              -----------      ----------
  Total Current Assets                              1,617           1,722

Organization costs, net of amortization             6,018           6,420
                                              -----------      ----------

  Total Assets                                $     7,635      $    8,142
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                               2,764           1,161
     Advances payable, related party                  349               -
                                              -----------      ----------
  Total Current Liabilities                         3,113           1,161
                                              -----------      ----------

Stockholders' Equity:
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     4,000,000 shares issued and
     outstanding                                   12,050          12,050
Additional paid-in capital                         11,700          10,800
Accumulated deficit                               (19,228)        (15,869)
                                              -----------      ----------
Total Stockholders' Equity                          4,522           6,981
                                              -----------      ----------

Total Liabilities and Stockholders' Equity    $     7,635      $    8,142
                                              ===========      ==========




The accompanying notes are an integral part of the financial statements.

                           HIGH TOP CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                                                  Three Months Ended
                                              March 31, 2000   March 31, 1999
                                              --------------   --------------


Revenues                                       $          -     $         -
                                               ------------     -----------

Operating Expenses:
     Amortization                                       403             402
     Professional fees                                2,551           1,600
     Rent                                               300             300
     Other                                              105               -
                                               ------------      -----------
       Total Operating Expenses                       3,359           2,302
                                               ------------      -----------

Net Loss                                       $     (3,359)     $   (2,302)
                                               ------------      -----------

Per Share                                      $        nil      $      nil
                                               ============      ===========

Weighted Average Number of Shares Outstanding     4,000,000       4,000,000
                                               ============      ===========























The accompanying notes are an integral part of the financial statements.

                           HIGH TOP CAPITAL CORP.

                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                   Three Months Ended
                                              March 31, 2000  March 31, 1999
                                              --------------  --------------


Cash Flows from Operating Activities:
     Net (loss)                                 $    (3,359)    $   (2,302)
     Amortization                                       403            402
     Increase in accounts payable                     1,602          5,000
                                                -----------     ----------

  Net Cash Provided By Operating Activities          (1,354)         3,100
                                                -----------     ----------


Cash Flows from Investing Activities:
     (Increase) in organization costs                     -         (8,000)
                                                -----------     ----------

 Net Cash (Used in) Investing Activities                  -         (8,000)
                                                -----------     ----------

Cash Flows from Financing Activities:
     Common stock issued                                  -         12,000
     Increase in additional paid-in capital             900            900
     Advances from related party                        349              -
                                                -----------     ----------

  Net Cash Provided by Financing Activities           1,249         12,900
                                                -----------     ----------

Increase (decrease) in Cash                            (105)         8,000

Cash, Beginning of Period                             1,722              -
                                                -----------     ----------

Cash, End of Period                             $     1,617     $    8,000
                                                ===========     ==========

Interest Paid                                   $         -     $        -
                                                ===========     ==========

Income Taxes Paid                               $         -     $        -
                                                ===========     ==========




The accompanying notes are an integral part of the financial statements.

                           HIGH TOP CAPITAL CORP.

                        NOTES TO FINANCIAL STATEMENTS
                       March 31, 2000 (Unaudited)


(1)   Condensed Financial Statements

The financial statements included herein have been prepared by High Top Capital Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and High Top Capital Corp. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1998 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by High Top Capital Corp. later in the year.

The management of High Top Capital Corp. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2)  Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. Management is attempting to raise additional capital.

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

                                   ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


High Top Capital Corp. (the "Company") was organized as a Colorado corporation on December 5, 1996, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

The Company generated no revenues during the quarter ended March 31, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2000, the Company had no material commitments for capital expenditures.

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


                                   HIGH TOP CAPITAL CORP.



Date: May 16, 2000                By: /s/ Joseph J. Peirce
                                      Joseph J. Peirce, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically